Form 10-K
period 2011-12-31
Continental Alloy Wheel Corp
filed 2012-04-05
CIK 1511800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 333-173038

CONTINENTAL ALLOY WHEEL CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

c/o Befumo & Schaeffer, PLLC
1629 K Street, NW, Suite 300
Washington, DC 20006
 (Address of principal executive offices, including zip code)

(202) 973-0186
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☒     No   ☐

There was no active public trading market as of the last business day of the Company’s year-end.

As of April 3, 2012, there are 10,000,000 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations.  Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

All references in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, “Continental Alloy” and “the Company” refer to Continental Alloy Wheel Corporation.

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on December 28, 2010 by Andrew J. Befumo, the initial director, for the purpose of creating a corporation that could be used to consummate a merger or acquisition. Mr. Befumo serves as President, Secretary, Treasurer and Director, and currently owns 100% of the Company’s outstanding common shares. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has never commenced any operational activities.

Our auditor has expressed substantial doubt about the company’s ability to continue as a going concern. As of February 3, 2012, the Company has $542 in cash on hand. The Company’s net loss for the period of December 28, 2010 (inception) to December 31, 2011 was $(16,922).

Mr. Befumo, the President and Director, elected to commence implementation of our principal business purpose, described below under "Plan of Operation." As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.

The proposed business activities described herein classify us as a "blank check" company. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

The company may not have sufficient capital to acquire an operating business and thus the Company may require future stock sales and/or possible debt in order to implement its business plan.

As of the date of this Annual Report on Form 10-K, we have 10,000,000 shares of $0.001 par value common stock issued and outstanding, all of which are owned by our sole officer and director, Andrew Befumo.

Our corporate offices are located at 1629 K Street, NW, Suite 300, Washington, DC 20006, with a telephone number of (202) 973-0186.  The Company currently shares office space with Befumo & Schaeffer, PLLC and Befumo & Schaeffer, PLLC provides the office space at no cost to the Company.

Our fiscal year end is December 31.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2. PROPERTIES

The Company does not hold ownership or leasehold interest in any property.  The Company’s registered agent is located at 5348 Vegas Drive, Las Vegas, NV 89108. We share a corporate office located at 1629 K Street, NW, Suite 300, Washington, DC 20006 with the law firm of Befumo & Schaeffer, PLLC.  Office space is provided free of charge by Befumo & Schaeffer, PLLC.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this Annual Report on Form 10-K, there is no public market for our common stock.

The Company plans to have its stock quotes on the OTCBB.  In order to be quoted on the OTCBB, an authorized market maker must file a Form 211 application on our behalf in order to make a market for our common stock.  There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop of that if developed, will be sustained.

There are no outstanding options or warrants to purchase, or other instruments convertible into our common equity.

All of the presently outstanding shares of common stock (10,000,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Shareholders

As of the date of this Annual Report on Form 10-K, we have 10,000,000 shares of $0.001 par value common stock issued and outstanding held by our sole officer and director, Andrew J. Befumo.

Dividend Policy

We have neither declared nor paid any cash dividends on either our preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including its financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 in each of the two most recent years or joint income with a spouse exceeding $300,000 for those years). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

PLAN OF OPERATION

We intend to seek, in exchange for our securities, to acquire assets or shares of an operating business with annual revenues in excess of $1,000,000. The Company has not identified any businesses for acquisition. We will not restrict our search for prospective acquisition candidates to any specific business, industry or geographical location. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. Neither our sole officer, director, promoter nor any affiliates thereof have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this Annual Report on Form 10-K. We will not proceed with a transaction with a target entity, unless audited financial statements of such entity will be available.

We have no full time employees. Mr. Befumo has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan of operation can be implemented by our officer by devoting approximately 10 to 20 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. See "DIRECTORS, EXECUTIVE OFFICERS."

Our Articles of Incorporation provide that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification. See "INDEMNIFICATION OF DIRECTORS AND OFFICERS."

This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The primary method we will use to find potential merger or acquisition candidates will be word of mouth, utilizing the business contacts of our president and director, to locate companies, which are looking to engage in a merger or similar combinational business transaction.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management will need to identify potential target companies seeking a business combination transaction. We will continue to have no capital with which to provide the owners of business opportunities with any significant cash or other assets. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the Exchange Act), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act.  Our officer and director has not conducted market research and is not aware of statistical data which would indicate any benefit of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of our sole officer and director. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

It is not anticipated that any outside consultants or advisors, other than legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid primarily by the prospective merger/acquisition candidate, as we will have limited, if any, cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, we have never used outside consultants or advisors in connection with a merger or acquisition.

We will not restrict our search for any specific kind of firms, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged.  However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We do not have any plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders will no longer be in control of our Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company, which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its Annual Report on Form 10-K.  We have an additional obligation to provide audited financial statements with respect to a reconfirmation offering under Rule 419 prior to closing any proposed transaction.  If such audited financial statements are not available within time parameters necessary to insure our compliance with the requirements of Rule 419, the transaction will be delayed or terminated.

Our officer and shareholder has verbally agreed that he will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. This person has also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money that such person will advance to us. We will not borrow any funds from anyone for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

There is no plan to complete a merger with, or acquisition of, any entity in which our management serves as officer, director or partner, or in which he or his family members own or hold any ownership interest. Because, after completion of our Offering, our sole officer and director will continue to hold at least 80% of the outstanding common stock of our company, he will have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors.   Once a business transaction is consummated with a target company, our sole officer and director may no longer control a majority of our common shares.

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company's affairs.

COMPETITION

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared our competitors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $16,922 for the period of December 28, 2010 (inception) to December 31, 2011, which consisted of incorporation costs and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far through equity financing. As of March 29, 2012, the Company had cash of $542.  The Company incurred a net loss of $16,922 for the period of December 28, 2010 (inception) to December 31, 2011.  The losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. There is no assurance that the Company will be able to raise sufficient funding to develop its business plan.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. The Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Because our business plan consists entirely of seeking a business combination, our burn rate is negligible, and is anticipated to be less than $250 per month. Ongoing, monthly expenses consist primarily of accounting and bookkeeping costs. Additionally, we estimate that our expenses in relation to this Offering will be $5,000. The Company currently has $542 in cash. Our sole officer and director, Andrew Befumo has agreed to pay our ongoing expenses and offering expenses, on an as-needed basis.

DESCRIPTION OF PROPERTY

The Company does not hold ownership or leasehold interest in any property.  The Company’s registered agent is located at 5348 Vegas Drive, Las Vegas, NV 89108. We share a corporate office located at 1629 K Street, NW, Suite 300, Washington, DC 20006 with the law firm of Befumo & Schaeffer, PLLC.  Office space is provided free of charge by Befumo & Schaeffer, PLLC.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

EMPLOYEES

We have no full time employees. Mr. Befumo has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan of operation can be implemented by our officer by devoting approximately 10 to 20 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Alloy Wheel Corporation
(A Development Stage Company)

Audited Financial Statements

For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception)
to December 31, 2011

Continental Alloy Wheel Corporation
(A Development Stage Company)

Index to the Audited Financial Statements

For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 and December 31, 2010	F-2

Statements of Operations for the year ended December 31, 2011, and for the period ended December 31, 2010, and from December 28, 2010 (Inception) to December 31, 2011	F-3

Statement of Changes of Stockholders’ Equity (Deficit) for the period from December 28, 2010 (Inception) to December 31, 2011	F-4

Statements of Cash Flows for the year ended December 31, 2011, and for the period ended December 31, 2010, and from December 28, 2010 (Inception) to December 31, 2011	F-5

Notes to the Audited Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Continental Alloy Wheel Corporation
Las Vegas, NV

We have audited the accompanying balance sheets of Continental Alloy Wheel Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity, and cash flows for the periods ended December 31, 2011 and 2010 and for the period of December 28, 2010 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods ended December 31, 2011 and 2010 and for the period of December 28, 2010 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not generated revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
March 31, 2012

Continental Alloy Wheel Corporation
(A Development Stage Company)
Balance Sheet

	December 31, 2011	December 31, 2010

ASSETS
Cash	$542	$-
Subscriptions Receivable	-	1,000
Total assets	542	1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable – related party	325	289
Accounts payable	9,840	-
Total current liabilities	10,165	289

Stockholders' Equity (Deficit)
Common Stock, par value $.001, 75,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	(2,701)	(9,000)
Deficit accumulated during the development stage	(16,922)	(289)
Total stockholders' equity (deficit)	(9,623)	711

Total liabilities and stockholders' equity	$542	$1,000

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2011	For the Period Ended December 31, 2010	For the Period from December 28, 2010 (Inception) to December 31, 2011

Revenues:	$-	$-	$-

Operating expenses:

Selling, general and administrative	16,633	289	16,922

Operating loss before income taxes	(16,633)	(289)	(16,922)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$(16,633)	$(289)	$(16,922)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statement of Changes of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, December 28, 2010 (Inception)	-	$-	$-	$-	$-
Common stock subscriptions issued at $.001 per share	10,000,000	10,000	(9,000)	-	1,000
Net loss for year ended December 31, 2010	-	-	-	(289)	(289)
Balance, December 31, 2010	10,000,000	10,000	(9,000)	(289)	711
Loss for the year ended December 31, 2011	-	-	-	(16,633)	(16,633)
Contributed capital	-	-	6,299	-	6,299
Balance, December 31, 2011	10,000,000	$10,000	$(2,701)	$(16,922)	$(9,623)

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Statement of Cash Flows

	For the Year Ended December 31, 2011	For the Period Ended December 31, 2010	For the Period from December 28, 2010 (Inception) to December 31, 2011

Cash flows from operating activities:
Net loss	$(16,633)	$(289)	$(16,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	9,840	-	9,840
Increase (decrease) in accounts payable – related party	36	289	325
Net cash used in operating activities	(6,757)	-	(6,757)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	1,000	-	1,000
Contributed capital	6,299	-	6,299
Net cash provided by financing activities	7,299	-	7,299

Net increase in cash	542	-	542
Cash at beginning of period	-	-	-
Cash at end of period	$542	$-	$542

Non-Cash Investing and Financing Activities:
Issuance of common stock for subscriptions receivable	$-	$1,000	$1,000

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

1)	ORGANIZATION

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of this registration or refund investors’ funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage as defined in ASC 915 “Accounting and Reporting by Development Stage Enterprises.”  The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to implement its planned, principal activities.

2)	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $542 and no cash and cash equivalents as of December 31, 2011 and December 31, 2010, respectively.

NET INCOME OR (LOSS) PER SHARE OF COMMON STOCK

The Company has adopted ASC 260 “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

As of December 31, 2011, the Company had issued 10,000,000 shares of common stock (see Note 3).  The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 75,000,000 of common shares with a par value of $.001 per share.  Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholder of the Company is sought.

SHARE ISSUANCES

As of December 31, 2011 and December 31, 2010, the Company has issued 10,000,000 shares, respectively, of its common stock to its President in exchange for $1,000.

STOCK SUBSCRIPTIONS

In December 2010, the Company’s Board of Directors agreed to issue 10,000,000 shares of common stock at $.0001 to its President and Director in consideration of $1,000.  As the cash proceeds were realized by the Company in January, 2011, the Company recorded $1,000 in stock subscriptions as of December 31, 2010.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

CAPITAL CONTRIBUTIONS

During the year ended December 31, 2011, the Company’s President and Director contributed $6,299 to fund certain operating expenses.  This amount has been recorded in additional paid-in capital as of December 31, 2011.

4)	PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the basis of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaled $16,922 for the period from December 28, 2010 (Inception) through December 31, 2011 and will begin to expire in 2030.  Accordingly deferred tax assets of approximately $5,923 were offset by a valuation allowance.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2011 and December 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Periods ended December 31, 2011 and 2010 and
December 28, 2010 (Inception) to December 31, 2011

5)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2011, the Company had an accumulated deficit of $16,922.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and its ability to implement its planned, principal activities.  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6)	SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since inception until the present time, the principal independent auditor for the Company has neither resigned (nor declined to stand for reelection) nor have been dismissed.  The independent accountant for the Company is Child, Van Wagoner & Bradshaw, PLLC, 5296 South Commerce Drive, Suite 300, Salt Lake City, Utah 84107.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2011.  Based on this Evaluation, our sole officer, acting in his capacities as CEO and CFO, concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria ser forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers are appointed by the Board of Directors to a term of one year and serve until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officer and director as of the date of this Prospectus:

Name	Age	Position	Period of Service(1)
Andrew J. Befumo (2)	48	President, Secretary, Treasurer, and Director	Inception (December 28, 2010) to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Andrew J. Befumo has outside interests and obligations to other than Continental Alloy Wheel Corporation He intends to spend approximately 10 to 20 hours per month on our business affairs. At the date of this Annual Report on Form 10-K, Continental Alloy Wheel Corporation is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Andrew J. Befumo, CEO, CFO, President, Secretary, Treasurer, Director

Andrew J. Befumo, age 48, has been a managing partner of the law firm of Befumo & Schaeffer, PLLC since January 2008. From March 2006 – November 2006, he served as Director of Legal Affairs for Xcelplus International, Inc, an alternative fuels group.  After leaving XcelPlus, Mr. Befumo worked for Belmont Partners, LLC, an international financial consulting firm, as General Counsel from December 2006 – January 2008.  Mr. Befumo also served as a director of Incoming, Inc., a renewable energy company engaged in the production and distribution of biodiesel and renewable fuels, from November 2009 until July 1, 2010.

Mr. Befumo has a comprehensive and diverse background encompassing business, legal and technical vocations. He is a member in good standing of the District of Columbia Bar, and is also licensed to practice before the United States Patent and Trademark Office.  He holds a law degree from The College of William & Mary and a Bachelor of Science degree from the Pennsylvania State University.

Board Committees

We have not yet implemented any board committees as of the date of this Annual Report on Form 10-K.

Directors

In no event may we have less than one director. Although we anticipate appointing additional directors, we have not identified any such person or any time frame within which this may occur.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

The Company does not presently have an audit committee of our board of directors.  Our board of directors intends to establish an audit committee upon the consummation of an initial business combination and at that time, adopt a charter for such committee.  We do not intend to establish an audit committee prior to such time.  Accordingly, we will not have an audit committee financial expert until we consummate our initial business combination.

Code of Ethics

Because the Company’s sole officer and director is subject to ethical rules governed by the Washington D.C. Bar’s Rules of Professional Conduct, the Company has not adopted a separate code of ethics to apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Our director intends to establish a code of ethics upon the consummation of an initial business combination.  We do not intend to adopt a code of ethics prior to such time.

Disclosure Committee

The Company does not presently have a disclosure committee of our board of directors.  Our board of directors intends to establish a disclosure committee upon the consummation of an initial business combination and at that time, adopt a charter for such committee.  We do not intend to establish a disclosure committee prior to such time.

ITEM 11.  EXECUTIVE COMPENSATION

Since our inception on December 28, 2010, there has been no compensation awarded to, earned by, or paid to any of our executive officers or directors in any fiscal year.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Andrew J. Befumo	10,000,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about December 28, 2010, Andrew J. Befumo, our officer and director, paid $289 in expenses involved with the incorporation of Continental Alloy Wheel Corporation with personal funds and performed services on behalf of Continental Alloy Wheel Corporation.  Upon the Company’s inception, Mr. Befumo was also issued 10,000,000 shares of common stock, par value $0.001 per share, for $1,000 cash.  The issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act.

During the year ended December 31, 2011, Mr. Befumo contributed $6,299 to fund certain operating expenses.  This amount has been recorded in additional paid-in capital as of December 31, 2011.

The price of the common stock issued to Andrew J. Befumo was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Andrew J. Befumo, the company’s sole shareholder, officer and director is the only promoter of the company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011           $9,300.00
2010           $       0.00

(2) Audit-Related Fees

There is no fee billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

(3) Tax Fees

There is no fee billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There is no fee billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3).

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees was.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description	Form	Date

3.1*	Articles of Incorporation	S-1	03/24/11

3.2*	Bylaws	S-1	03/24/11

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
_______
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTINENTAL ALLOY WHEEL CORPORATION

Date: April 5, 2012	By:	/s/ Andrew J. Befumo,
President, Director, Principal Accounting Officer, Principal Financial Officer, Chief Executive Officer, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 5, 2012	By:	/s/ Andrew J. Befumo
Andrew J. Befumo, President, Director, Principal Accounting Officer, Principal Financial Officer, Chief Executive Officer, Secretary, Treasurer