Form 10-Q
period 2012-03-31
Continental Alloy Wheel Corp
filed 2012-05-15
CIK 1511800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-173038

Continental Alloy Wheel Corporation
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

c/o Befumo & Schaeffer, PLLC
1629 K Street, NW, Suite 300
Washington, DC 20006
(Address of principal executive offices, including zip code.)

(202) 973-0186
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-Y (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2012, there are 10,000,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Continental”, “CAWC” and the “Registrant” refer to Continental Alloy Wheel Corporation unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Continental Alloy Wheel Corporation
(A Development Stage Company)

Condensed Financial Statements (Unaudited)

For the period from
December 28, 2010 (Inception)
to March 31, 2012

Continental Alloy Wheel Corporation
(A Development Stage Company)

Index to the Condensed Financial Statements (Unaudited)

For the period from December 28, 2010
(Inception) to March 31, 2012

Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1

Condensed Statements of Operations (Unaudited) for the three-month periods ended March 31, 2012 and 2011, and for the period from December 28, 2010 (Inception) to March 31, 2012	F-2

Condensed Statements of Cash Flows (Unaudited) for the three-month periods ended March 31, 2012 and 2011, and for the period from December 28, 2010 (Inception) to March 31, 2012	F-3

Notes to the Condensed Financial Statements (Unaudited)	F-4

Continental Alloy Wheel Corporation
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Cash	$542	$542
Total assets	542	542

LIABILITIES AND STOCKHOLDERS' DEFICT
Current liabilities:
Accounts payable - related party	18,724	325
Accounts payable	4,150	9,840
Total current liabilities	22,874	10,165

Stockholders' Deficit
Common Stock, par value $.001, 75,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	(2,261)	(2,701)
Deficit accumulated during the development stage	(30,071)	(16,922)
Total stockholders' deficit	(22,332)	(9,623)

Total liabilities and stockholders' deficit	$542	$542

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	For the Period from December 28, 2010 (Inception) to March 31, 2012

Revenues:	$-	$-	$-

Operating expenses:
Selling, general and administrative	13,149	1,518	30,071
Operating loss before income taxes	(13,149)	(1,518)	(30,071)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$(13,149)	$(1,518)	$(30,071)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the Three Month Period Ended March 31, 2012	For the Three Month Period Ended March 31, 2011	For the Period from December 28, 2010 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss	$(13,149)	$(1,518)	$(30,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable - related party	18,399	-	18,724
Increase (decrease) in accounts payable	(5,690)	-	4,150
Net cash used in operating activities	(440)	(1,518)	(7,197)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	1,000	1,000
Contributed capital	440	1,500	6,739
Net cash provided by financing activities	440	2,500	7,739

Net increase in cash	-	982	542
Cash at beginning of period	542	-	-
Cash at end of period	$542	$-	$542

Non-Cash Investing and Financing Activities:
Issuance of common stock for subscriptions receivable	$-	$1,000	$1,000

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2012

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

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2012

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

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2012

3)
STOCKHOLDERS’ EQUITY (CONTINUED)

CAPITAL CONTRIBUTIONS

During the three-month periods ended March 31, 2012 and 2011, the Company’s President and Director contributed $440 and $1,500, respectively, to fund certain operating expenses.  This amount has been recorded in additional paid-in capital as of March 31, 2012 and 2011.

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

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaled $30,071 for the period from December 28, 2010 (Inception) through March 31, 2012 and will begin to expire in 2030.  Accordingly deferred tax assets of approximately $10,525 were offset by a valuation allowance.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2012 and December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2012

5)
GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2012, the Company had an accumulated deficit of $30,071.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an overview of the important factors that management focuses on in evaluating our business; financial condition and operating performance should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth in the Company’s reports filed with the SEC on Form 10-K, 10-Q and 8-K as well as in this Quarterly Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Company

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.  The Company was created for the purpose of having a corporation that could be used to consummate a merger or acquisition.  Mr. Befumo serves as President, Secretary, Treasurer and Director, and currently owns 100% of the Company’s outstanding common shares. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has never commenced any operational activities.

Results of Operations

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $30,071 for the period of December 28, 2010 (inception) to March 31, 2012, which consisted of incorporation costs and operating expenses.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through equity financing. As of May 8, 2012, the Company had cash of $542.  The Company incurred a net loss of $30,071 for the period of December 28, 2010 (inception) to March 31, 2012.  The losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

As of March 31, 2012 and December 31, 2011, accounts payable totaled $22,874 and $10,165, respectively.

We currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital. The Company intends to fund continuing operations through equity financing arrangements; however, we have no current prospects for any equity financing arrangements. Therefore, available capital may be insufficient to fund capital expenditures, required working capital, and other cash requirements for the next twelve months.

The successful execution of our business plan requires significant cash resources. Because of our limited operating history, equity or debt financing arrangements may not be available in amounts and on terms acceptable to us, if at all. Additionally, because we intend to rely upon the sale of additional equity securities, there is a risk that your shares will suffer additional dilution. Furthermore, if we incur additional indebtedness there is a risk that increased debt service obligations will restrict our operations.  To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

As of March 31, 2012 and December 31, 2011, we had no material commitments for capital expenditures.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL ALLOY WHEEL CORPORATION

May 15, 2012	By:	/s/ Andrew J. Befumo
Andrew J. Befumo,
President