Form 10-Q
period 2012-06-30
Continental Alloy Wheel Corp
filed 2012-08-20
CIK 1511800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒      No   ☐

As of August 13, 2012, there are 12,200,000 shares of common stock outstanding.

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

Continental Alloy Wheel Corporation
(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from
December 28, 2010 (Inception)
to June 30, 2012

Continental Alloy Wheel Corporation
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from December 28, 2010
(Inception) to June 30, 2012

Balance Sheets as of June 30, 2012 and December 31, 2011	5

Statements of Operations (Unaudited) for the three and six-month periods ended June 30, 2012 and 2011, and for the period from December 28, 2010 (Inception) to June 30, 2012	6

Statements of Cash Flows (Unaudited) for the six-month periods ended June 30, 2012 and 2011, and for the period from December 28, 2010 (Inception) to June 30, 2012	7

Notes to the Financial Statements (Unaudited)	8

Continental Alloy Wheel Corporation
(A Development Stage Company)
Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011

ASSETS
Cash	$542	$542
Total assets	542	542

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable - related party	23,641	325
Accounts payable	6,350	9,840
Total current liabilities	29,991	10,165

Stockholders' Deficit
Common Stock, par value $.001, 75,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	(2,261)	(2,701)
Deficit accumulated during the development stage	(37,188)	(16,922)
Total stockholders' deficit	(29,449)	(9,623)

Total liabilities and stockholders' deficit	$542	$542

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Month Period Ended June 30, 2012	For the Three Month Period Ended June 30, 2011	For the Six Month Period Ended June 30, 2012	For the Six Month Period Ended June 30, 2011	For the Period from December 28, 2010 (Inception) to June 30, 2012

Revenues:	$-	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	7,117	1,970	20,266	3,488	37,188
Operating loss before income taxes	(7,117)	(1,970)	(20,266)	(3,488)	(37,188)

Income tax (expense) benefit	-	-	-	-	-

Net loss available to common stockholders	$(7,117)	$(1,970)	$(20,266)	$(3,488)	$(37,188)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Month Period Ended June 30, 2012	For the Six Month Period Ended June 30, 2011	For the Period from December 28, 2010 (Inception) to June 30, 2012

Cash flows from operating activities:
Net loss	$(20,266)	$(3,488)	$(37,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable - related party	23,316	-	23,641
Increase (decrease) in accounts payable	(3,490)	(289)	6,350
Net cash used in operating activities	(440)	(3,777)	(7,197)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from stock subscriptions receivable	-	1,000	1,000
Contributed capital	440	3,319	6,739
Net cash provided by financing activities	440	4,319	7,739

Net increase in cash	-	542	542
Cash at beginning of period	542	-	-
Cash at end of period	$542	$542	$542

Non-Cash Investing and Financing Activities:
Issuance of common stock for subscriptions receivable	$-	$1,000	$1,000

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements (unaudited).

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to June 30, 2012

1)	ORGANIZATION

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of its S-1 registration statement or refund investors’ funds as described in the S-1 filing. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company.  To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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
For the Period from December 28, 2010 (Inception) to June 30, 2012

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $542 in cash and cash equivalents as of June 30, 2012 and December 31, 2011, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Various Accounting Standards Updates (ASU’s) through ASU No. 2012-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to June 30, 2012

3)	STOCKHOLDERS’ EQUITY (CONTINUED)

CAPITAL CONTRIBUTIONS

During the six-month periods ended June 30, 2012 and 2011, the Company’s President and Director contributed $440 and $3,319, respectively, to fund certain operating expenses.  This amount has been recorded in additional paid-in capital as of June 30, 2012 and December 31, 2011.

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

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carry forwards totaled $37,188 for the period from December 28, 2010 (Inception) through June 30, 2012 and will begin to expire in 2030.  Accordingly deferred tax assets of approximately $12,644 were offset by a valuation allowance.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 28, 2010. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.  All tax years from inception are open to examination by the Internal Revenue Service.

The Company has no tax position at June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of June 30, 2012 and December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to June 30, 2012

5)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of June 30, 2012, the Company had an accumulated deficit of $37,188.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

On August 7, 2012, the Company sold 2,200,000 shares to 25 shareholders for proceeds of $22,000.

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

Our Company

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada.  The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.  The Company was created for the purpose of having a corporation that could be used to consummate a merger or acquisition.  Mr. Befumo serves as President, Secretary, Treasurer and Director, and currently owns 100% of the Company’s outstanding common shares before the S-1 offering and 82% after.  The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company has never commenced any operational activities.

Results of Operations

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $37,188 for the period of December 28, 2010 (inception) to June 30, 2012, which consisted of incorporation costs and operating expenses.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through equity financing. As of August 13, 2012, the Company had cash of $542.  The Company incurred a net loss of $37,188 for the period of December 28, 2010 (inception) to June 30, 2012.  The losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

As of June 30, 2012 and December 31, 2011, accounts payable totaled $29,991 and $10,165, respectively.

On August 7, 2012, the Company closed its offering of shares pursuant to its Registration Statement on Form S-1.  Pursuant to the Registration Statement, the Company sold Two Million Two Hundred Thousand (2,200,000) shares of its common stock to twenty-five shareholders for total proceeds of Twenty Two Thousand Dollars (US $22,000).  The Company has not used any of the subscription proceeds, and 100% of the subscription proceeds remain in Trust with Underhill Securities Corp. pursuant to the terms of the Company’s Registration Statement on Form S-1.

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

As of June 30, 2012 and December 31, 2011, we had no material commitments for capital expenditures.

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

CONTINENTAL ALLOY WHEEL CORPORATION

August 20, 2012	By:	/s/ Andrew J. Befumo
Andrew J. Befumo, President