Form 10-K
period 2012-12-31
Continental Alloy Wheel Corp
filed 2013-04-11
CIK 1511800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of March 26, 2013, there are 12,200,000 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations. Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

ITEM 1.   BUSINESS

We were incorporated in the State of Nevada on December 28, 2010 by Andrew J. Befumo, the initial director, for the purpose of creating a corporation that could be used to consummate a merger or acquisition. Mr. Befumo serves as President, Secretary, Treasurer and Director, and currently owns 82% of the Company’s outstanding common shares. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its shareholders, the Company has never commenced any operational activities.

Our auditor has expressed substantial doubt about the company’s ability to continue as a going concern.

As of March 25, 2013, the Company has $542 in cash on hand. In August 2012, the Company sold 2,200,000 shares of common stock for $22,000 cash. The $22,000 cash is being held in escrow and will be released to the Company only if the Company completes a merger or acquisition within 18 months of the effectiveness of the Company’s registration statement. The $22,000 is excluded from the Company’s cash on hand (restricted). In the event the Company does not complete a merger or acquisition meeting the requirements of Rule 419 within 18 months of the effectiveness of the Company’s registration statement, the $22,000 will be refunded to investors and the 2,200,000 shares will be returned to treasury.

The Company’s net loss for the period of December 28, 2010 (inception) to December 31, 2012 was $43,356.

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

As of the date of this Annual Report on Form 10-K, we have 12,200,000 shares of $0.001 par value common stock issued and outstanding, 10,000,000 of which are owned by our sole officer and director, Andrew Befumo.

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

The Company plans to have its stock quoted on the OTCBB. In order to be quoted on the OTCBB, an authorized market maker must file a Form 211 application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.

There are no outstanding options or warrants to purchase, or other instruments convertible into our common equity.

All of the presently outstanding shares of common stock (12,200,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

An additional 2,200,000 common shares are currently being held in escrow pending the completion of a merger or acquisition meeting the requirements of Rule 419. In the event that a merger or acquisition meeting the requirements of Rule 419 is not completed within 18 months of the effectiveness of the Company’s registration statement, the 2,200,000 common shares will be returned to treasury.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealer’s “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealer’s duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present associations of our sole officer and director. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our Annual Report on Form 10-K. We have an additional obligation to provide audited financial statements with respect to a reconfirmation offering under Rule 419 prior to closing any proposed transaction. If such audited financial statements are not available within time parameters necessary to insure our compliance with the requirements of Rule 419, the transaction will be delayed or terminated.

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

COMPETITION

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $43,356 for the period of December 28, 2010 (inception) to December 31, 2012, which consisted of incorporation costs and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far through equity financing. As of March 25, 2013, the Company had cash of $542. The Company incurred a net loss of $43,356 for the period of December 28, 2010 (inception) to December 31, 2012. The losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

Our burn rate is anticipated to be approximately $2,200 per month. Ongoing, monthly expenses consist primarily of accounting, bookkeeping and edgar filing costs. The Company currently has $542 in cash. Our sole officer and director, Andrew Befumo has agreed to pay our ongoing expenses and offering expenses, on an as-needed basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Alloy Wheel Corporation
(A Development Stage Company)

Audited Financial Statements

For the Period from
December 28, 2010 (Inception)
to December 31, 2012

Continental Alloy Wheel Corporation
(A Development Stage Company)

Index to the Audited Financial Statements

For the Period from December 28, 2010
(Inception) to December 31, 2012

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and December 31, 2011	F-2

Statements of Operations for the year ended December 31, 2012, and for the year ended December 31, 2011, and from December 28, 2010 (Inception) to December 31, 2012	F-3

Statement of Changes of Stockholders’ Equity (Deficit) for the period from December 28, 2010 (Inception) to December 31, 2012	F-4

Statements of Cash Flows for the year ended December 31, 2012, and for the year ended December 31, 2011, and from December 28, 2010 (Inception) to December 31, 2012	F-5

Notes to the Audited Financial Statements	F-6

Russell E. Anderson,CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Continental Alloy Wheel Corporation
Las Vegas, NV

We have audited the accompanying balance sheets of Continental Alloy Wheel Corporation (the “company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011, and for the period of December 28, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Alloy Wheel Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period of December 28, 2010 (inception)  to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial stat The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
April 2, 2013

Continental Alloy Wheel Corporation
(A Development Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Cash	$542	$542
Total current assets	542	542
Restricted cash	22,000	-
Total assets	$22,542	$542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - related party	$21,631	$325
Accounts payable	11,458	9,840
Total current liabilities	33,089	10,165

Redeemable common stock, par value $0.001, 2,200,000 and 0 shares outstanding at December 31, 2012 and 2011, respectively.	22,000	-

Stockholders' Deficit
Common Stock, par value $.001, 75,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	10,000	10,000
Additional paid-in capital	809	(2,701)
Deficit accumulated during the development stage	(43,356)	(16,922)
Total stockholders' deficit	(32,547)	(9,623)

Total liabilities and stockholders' deficit	$22,542	$542

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the Period from December 28, 2010 (Inception) to December 31, 2012

Revenues:	$-	$-	$-

Operating expenses:
Selling, general and administrative	26,434	16,633	43,356
Operating loss before income taxes	(26,434)	(16,633)	(43,356)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$(26,434)	$(16,633)	$(43,356)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,922,192	10,000,000

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 28, 2010 (Inception)	-	$-	$-	$-	$-
Common stock subscriptions issued at $.0001 per share	10,000,000	10,000	(9,000)	-	1,000
Net loss for year ended December 31, 2010	-	-	-	(289)	(289)
Balance, December 31, 2010	10,000,000	10,000	(9,000)	(289)	711
Loss for the year ended December 31, 2011	-	-	-	(16,633)	(16,633)
Contributed capital	-	-	6,299	-	6,299
Balance, December 31, 2011	10,000,000	10,000	(2,701)	(16,922)	(9,623)
Loss for the year ended December 31, 2012	-	-	-	(26,434)	(26,434)
Contributed capital	-	-	3,510	-	3,510
Balance, December 31, 2012	10,000,000	$10,000	$809	$(43,356)	$(32,547)

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Statements of Cash Flows

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the Period from December 28, 2010 (Inception) to December 31, 2012

Cash flows from operating activities:
Net loss	$(26,434)	$(16,633)	$(43,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable - related party	21,306	9,840	21,631
Increase (decrease) in accounts payable	1,618	36	11,458
Net cash used in operating activities	(3,510)	(6,757)	(10,267)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from common stock issuances	-	1,000	1,000
Contributed capital	3,510	6,299	9,809
Net cash provided by financing activities	3,510	7,299	10,809

Net increase in cash	-	542	542
Cash at beginning of period	542	-	-
Cash at end of period	$542	$542	$542

Non-Cash Investing and Financing Activities:
Issuance of redeemable common stock for restricted cash	$22,000	$-	$22,000
Issuance of common stock for subscriptions receivable	$-	$1,000	$1,000

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the audited financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Period from December 28, 2010 (Inception) to December 31, 2012

1)	ORGANIZATION

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of a registration statement or refund investors’ funds as described herein. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital.

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
For the Period from December 28, 2010 (Inception) to December 31, 2012

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $542 in cash and cash equivalents as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the Company had issued 12,200,000 shares of common stock (see Note 3). The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Various Accounting Standards Updates (ASU’s) through ASU No. 2013-05 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Period from December 28, 2010 (Inception) to December 31, 2012

3)	RESTRICTED CASH AND REDEEMABLE COMMON STOCK

In August, 2012, the Company sold 2,200,000 shares of common stock for $22,000. Since the Company must locate a merger or acquisition candidate within 18 months of the effectiveness of its S-1 registration statement or refund investors’ funds, the transaction has been recorded outside of stockholder’s equity, and excluded from cash.

4)	STOCKHOLDERS’ EQUITY

AUTHORIZED STOCK

The Company has authorized 75,000,000 common shares with a par value of $.001 per share. Each share entitles the holder to one vote, in person or proxy, on any matter on which action of the shareholders of the Company is sought.

SHARE ISSUANCES

In December, 2010, the Company’s Board of Directors agreed to issue 10,000,000 shares of common stock at $.0001 to its President and Director in consideration of $1,000.

In August, 2012, the Company sold 2,200,000 shares of common stock, par value $.001 per share, to 25 individual shareholders for $22,000. The Company has not used any of the subscription proceeds, which remain in escrow.

CAPITAL CONTRIBUTIONS

During the year ended December 31, 2012 and 2011, the Company’s President and Director contributed $3,510 and $6,299, respectively, to fund certain operating expenses. These amounts have been recorded in additional paid-in capital as of December 31, 2012.

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

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards totaled $43,356 for the period from December 28, 2010 (Inception) through December 31, 2012 and will begin to expire in 2030. Accordingly deferred tax assets of approximately $15,238 were offset by a valuation allowance.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Audited Financial Statements
For the Period from December 28, 2010 (Inception) to December 31, 2012

5)	PROVISION FOR INCOME TAXES (CONTINUED)

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 28, 2010. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of December 31, 2012 and December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities. All tax years from inception are open to examination by the Internal Revenue Service.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2012, the Company had an accumulated deficit of $43,356. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2012. Based on this Evaluation, our sole officer, acting in his capacities as CEO and CFO, concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The following table sets forth certain information regarding our executive officer and director as of the date of this report:

Name	Age	Position	Period of Service(1)

Andrew J. Befumo (2)	49	President, Secretary, Treasurer, and Director	Inception (December 28, 2010) to Current

Notes:

(1) Our directors will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officer was appointed by our director and will hold office until resignation or removal from office.

(2) Andrew J. Befumo has outside interests and obligations to other than Continental Alloy Wheel Corporation He intends to spend approximately 10 to 20 hours per month on our business affairs. At the date of this Annual Report on Form 10-K, Continental Alloy Wheel Corporation is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters, other than with Mr. Befumo.

Andrew J. Befumo, CEO, CFO, President, Secretary, Treasurer, Director

Andrew J. Befumo, age 49, has been a managing partner of the law firm of Befumo & Schaeffer, PLLC since January 2008. From March 2006 – November 2006, he served as Director of Legal Affairs for Xcelplus International, Inc, an alternative fuels group. After leaving XcelPlus, Mr. Befumo worked for Belmont Partners, LLC, an international financial consulting firm, as General Counsel from December 2006 – January 2008. Mr. Befumo also served as a director of Incoming, Inc., a renewable energy company engaged in the production and distribution of biodiesel and renewable fuels, from November 2009 until July 1, 2010.

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

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Andrew J. Befumo	10,000,000	82%

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

During the year ended December 31, 2011, Mr. Befumo contributed $6,299 to fund certain operating expenses. This amount has been recorded in additional paid-in capital as of December 31, 2011. During the year ended December 31, 2012, Mr. Befumo contributed $3,510 to fund certain operating expenses. This amount has been recorded in additional paid-in capital as of December 31, 2012.

The price of the common stock issued to Andrew J. Befumo was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

Andrew J. Befumo, the company’s sole officer and director is the only promoter of the company.

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

2012	$11,850
2011	$9,300

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

(6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees.

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

* Incorporated by reference

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

CONTINENTAL ALLOY WHEEL CORPORATION

Date: April 11, 2013	By:	/s/ Andrew J. Befumo
Andrew J. Befumo, President, Director, Principal Accounting Officer,
Principal Financial Officer, Chief Executive Officer, Secretary, Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2013	By:	/s/ Andrew J. Befumo
Andrew J. Befumo, President, Director, Principal Accounting Officer,
Principal Financial Officer, Chief Executive Officer, Secretary, Treasurer