Form 10-Q
period 2013-03-31
Continental Alloy Wheel Corp
filed 2013-05-15
CIK 1511800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, there are 12,200,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “Continental”, “CAWC” and the “Registrant” refer to Continental Alloy Wheel Corporation unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2012 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Continental Alloy Wheel Corporation
(A Development Stage Company)

Financial Statements (Unaudited)

For the Period from
December 28, 2010 (Inception)
to March 31, 2013

Continental Alloy Wheel Corporation
(A Development Stage Company)

Index to the Financial Statements (Unaudited)

For the Period from December 28, 2010
(Inception) to March 31, 2013

Balance Sheets (Unaudited) as of March 31, 2013 and December 31, 2012	F-1

Statements of Operations (Unaudited) for the three month periods ended March 31, 2013 and 2012, and from December 28, 2010 (Inception) to March 31, 2013	F-2

Statements of Cash Flows (Unaudited) for the three month periods ended March 31, 2013 and 2012, and from December 28, 2010 (Inception) to March 31, 2013	F-3

Notes to the Financial Statements (Unaudited)	F-4

Continental Alloy Wheel Corporation
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Cash	$542	$542
Prepaid expenses	2,500	-
Total current assets	3,042	542
Restricted cash	22,000	22,000
Total assets	$25,042	$22,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable - related party	$22,220	$21,631
Accounts payable	4,381	11,458
Total current liabilities	26,601	33,089

Redeemable common stock, par value $0.001, 2,200,000 and 0 shares outstanding at March 31, 2013 and December 31, 2012, respectively.	22,000	22,000

Stockholders' Deficit
Common Stock, par value $.001, 75,000,000 shares authorized, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	10,000	10,000
Additional paid-in capital	10,361	809
Deficit accumulated during the development stage	(43,920)	(43,356)
Total stockholders' deficit	(23,559)	(32,547)

Total liabilities and stockholders' deficit	$25,042	$22,542

See accompanying notes to the financial statements.

Continental Alloy Wheel Corporation
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the Period from December 28, 2010 (Inception) to March 31, 2013

Revenues:	$-	$-	$-

Operating expenses:
Selling, general and administrative	564	13,149	43,920
Operating loss before income taxes	(564)	(13,149)	(43,920)

Income tax (expense) benefit	-	-	-

Net loss available to common stockholders	$(564)	$(13,149)	$(43,920)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	12,200,000	10,000,000

See accompanying notes to the financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	For the Period from December 28, 2010 (Inception) to March 31, 2013

Cash flows from operating activities:
Net loss	$(564)	$(13,149)	$(43,920)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expense	(2,500)	-	(2,500)
Increase (decrease) in accounts payable - related party	589	18,399	22,220
Increase (decrease) in accounts payable	(7,077)	(5,690)	4,381
Net cash used in operating activities	(9,552)	(440)	(19,819)

Cash flows from investing activities:	-	-	-
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Cash received from common stock issuances	-	-	1,000
Contributed capital	9,552	440	19,361
Net cash provided by financing activities	9,552	440	20,361

Net increase in cash	-	-	542
Cash at beginning of period	542	-	-
Cash at end of period	$542	$-	$542

Non-Cash Investing and Financing Activities:
Issuance of redeemable common stock for restricted cash	$-	$-	$22,000
Issuance of common stock for subscriptions receivable	$-	$1,000	$1,000

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2013

1)	ORGANIZATION

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company is defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company will utilize word of mouth to locate a merger or acquisition candidate. The Company must locate a merger or acquisition candidate within 18 months of the effectiveness of its S-1 registration statement or refund investors’ funds as described in the S-1 filing. It is anticipated that the most likely consideration for such merger or acquisition will be in common stock of the Company. To date, the Company’s activities have been limited to its formation, minimal operations, and the raising of equity capital. The S-1 became effective on August 15, 2012.

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
For the Period from December 28, 2010 (Inception) to March 31, 2013

2)	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $542 in cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Various Accounting Standards Updates (ASUs) through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

CAPITAL CONTRIBUTIONS

During the three month periods ended March 31, 2013 and 2012, the Company’s President and Director contributed $9,552 and $440, respectively, to fund certain operating expenses. This amount has been recorded in additional paid-in capital as of March 31, 2013 and December 31, 2012.

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

Continental Alloy Wheel Corporation
 (A Development Stage Company)
Notes to the Financial Statements (Unaudited)
For the Period from December 28, 2010 (Inception) to March 31, 2013

5)	PROVISION FOR INCOME TAXES (CONTINUED)

Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards totaled $43,920 for the period from December 28, 2010 (Inception) through March 31, 2013 and will begin to expire in 2030. Accordingly deferred tax assets of approximately $15,372 were offset by a valuation allowance.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 28, 2010. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties as of March 31, 2013 and December 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

6)	GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2013, the Company had an accumulated deficit of $43,920. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
For the Period from December 28, 2010 (Inception) to March 31, 2013

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

Our Company

Continental Alloy Wheel Corporation (the “Company”) was incorporated on December 28, 2010 in the State of Nevada. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31. The Company was created for the purpose of having a corporation that could be used to consummate a merger or acquisition. Mr. Befumo serves as President, Secretary, Treasurer and Director, and currently owns 82% of the Company’s outstanding common shares. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder and doing an S-1 offering, the Company has never commenced any operational activities.

Results of Operations

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $43,920 for the period of December 28, 2010 (inception) to March 31, 2013, which consisted of incorporation costs and operating expenses.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through equity financing. As of March 31, 2013, the Company had cash of $542. The Company incurred a net loss of $43,920 for the period of December 28, 2010 (inception) to March 31, 2013. The losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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

As of March 31, 2013, and December 31, 2012, accounts payable totaled $26,601 and $33,089, respectively.

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

As of March 31, 2013 and December 31, 2012, we had no material commitments for capital expenditures.

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
_____________
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

CONTINENTAL ALLOY WHEEL CORPORATION

May 15, 2013	By:	/s/ Andrew J. Befumo
Andrew J. Befumo, President